Form 10-K
period 2023-12-31
Benchmark 2022-B32 Mortgage Trust
filed 2024-03-18
CIK 1900454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, the Moonwater Office Portfolio Mortgage Loan, The Kirby Collection Mortgage Loan, the Glen Forest Office Portfolio Mortgage Loan and the Grede Casting Industrial Portfolio Mortgage Loan, which constituted approximately 7.0%, 5.1%, 4.2%, 4.2%, 3.5%, 3.1%, 1.7% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bedrock Portfolio Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity, (b) with respect to the One Wilshire Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (c) with respect to the JW Marriott Desert Springs Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Woodmore Towne Centre Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (e) with respect to the Moonwater Office Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (f) with respect to The Kirby Collection Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the Glen Forest Office Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (h) with respect to the Grede Casting Industrial Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, the Moonwater Office Portfolio Mortgage Loan, The Kirby Collection Mortgage Loan, the Glen Forest Office Portfolio Mortgage Loan and the Grede Casting Industrial Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Novo Nordisk HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #53 Mortgage Loan, the Charcuterie Artisans SLB Mortgage Loan, the Sara Lee Portfolio Mortgage Loan and the Nyberg Portfolio Mortgage Loan and the special servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan prior to May 2, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Old Chicago Post Office Mortgage Loan prior to June 6, 2023, the primary servicer of the Old Chicago Post Office Mortgage Loan and the CX - 350 & 450 Water Street Mortgage Loan and the primary servicer and special servicer of The Summit Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

K-Star Asset Management LLC is the special servicer of the Old Chicago Post Office Mortgage Loan on and after June 6, 2023 and the ExchangeRight Net Leased Portfolio #53 Mortgage Loan on and after May 2, 2023.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for K-Star Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because K-Star Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of K-Star Asset Management LLC because K-Star Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

With respect to the pari passu loan combinations that include the CX - 350 & 450 Water Street Mortgage Loan, the 601 Lexington Avenue Mortgage Loan, the Novo Nordisk HQ Mortgage Loan, the Nyberg Portfolio Mortgage Loan, the Sara Lee Portfolio Mortgage Loan, the Charcuterie Artisans SLB Mortgage Loan, the 425 Eye Street Mortgage Loan, the Old Chicago Post Office Mortgage Loan and the ExchangeRight Net Leased Portfolio #53 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the 425 Eye Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the CX - 350 & 450 Water Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the 425 Eye Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Novo Nordisk HQ Mortgage Loan, the Nyberg Portfolio Mortgage Loan, the Sara Lee Portfolio Mortgage Loan and the Charcuterie Artisans SLB Mortgage Loan, Argentic Services Company LP as special servicer of the 425 Eye Street Mortgage Loan and K-Star Asset Management LLC as special servicer of the Old Chicago Post Office Mortgage Loan on and after June 6, 2023 and the ExchangeRight Net Leased Portfolio #53 Mortgage Loan on and after May 2, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

33.85       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.82)

33.88       KeyBank National Association, as Primary Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 33.2)

33.89       KeyBank National Association, as Special Servicer of the Old Chicago Post Office Mortgage Loan prior to June 6, 2023 (see Exhibit 33.2)

33.90       K-Star Asset Management LLC, as Special Servicer of the Old Chicago Post Office Mortgage Loan on and after June 6, 2023

33.91       Wilmington Trust, National Association, as Trustee of the Old Chicago Post Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Computershare Trust Company, National Association, as Custodian of the Old Chicago Post Office Mortgage Loan (see Exhibit 33.5)

33.93       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 33.2)

33.94       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 33.2)

33.95       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

33.96       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 33.5)

33.97       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 33.6)

33.98       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.1)

33.99       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.100     K-Star Asset Management LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan on and after May 2, 2023 (see Exhibit 33.90)

33.101     Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

33.102     Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.5)

33.103     Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.51)

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

34.85       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.82)

34.88       KeyBank National Association, as Primary Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 34.2)

34.89       KeyBank National Association, as Special Servicer of the Old Chicago Post Office Mortgage Loan prior to June 6, 2023 (see Exhibit 34.2)

34.90       K-Star Asset Management LLC, as Special Servicer of the Old Chicago Post Office Mortgage Loan on and after June 6, 2023

34.91       Wilmington Trust, National Association, as Trustee of the Old Chicago Post Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Computershare Trust Company, National Association, as Custodian of the Old Chicago Post Office Mortgage Loan (see Exhibit 34.5)

34.93       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 34.2)

34.94       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 34.2)

34.95       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

34.96       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 34.5)

34.97       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 34.6)

34.98       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.1)

34.99       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.100     K-Star Asset Management LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan on and after May 2, 2023 (see Exhibit 34.90)

34.101     Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

34.102     Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.5)

34.103     Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.51)

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

35.31       Argentic Services Company LP, as Special Servicer of the 425 Eye Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       KeyBank National Association, as Primary Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 35.2)

35.35       KeyBank National Association, as Special Servicer of the Old Chicago Post Office Mortgage Loan prior to June 6, 2023 (see Exhibit 35.2)

35.36       K-Star Asset Management LLC, as Special Servicer of the Old Chicago Post Office Mortgage Loan on and after June 6, 2023 (Omitted. See Explanatory Notes.)

35.37       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 35.2)

35.38       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 35.2)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 35.1)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.41       K-Star Asset Management LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 18, 2024