Form 10-K
period 2024-12-31
Benchmark 2022-B32 Mortgage Trust
filed 2025-03-13
CIK 1900454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

KeyBank National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Old Chicago Post Office Mortgage Loan and the CX - 350 & 450 Water Street Mortgage Loan and the primary servicer and special servicer of The Summit Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the Old Chicago Post Office Mortgage Loan on and after June 14, 2024 and the special servicer of the 425 Eye Street Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Argentic Services Company LP and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Argentic Services Company LP is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Argentic Services Company LP because Argentic Services Company LP is an unaffiliated servicer servicing less than 10% of pool assets.

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

K-Star Asset Management LLC is the special servicer of the Old Chicago Post Office Mortgage Loan and the ExchangeRight Net Leased Portfolio #53 Mortgage Loan, which constituted approximately 7.0% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Old Chicago Post Office Mortgage Loan from  January 1, 2024 to June 13, 2024. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, K-Star Asset Management LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 425 Eye Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the CX - 350 & 450 Water Street Mortgage Loan, the 601 Lexington Avenue Mortgage Loan, the Novo Nordisk HQ Mortgage Loan, the Nyberg Portfolio Mortgage Loan, the Sara Lee Portfolio Mortgage Loan, the Charcuterie Artisans SLB Mortgage Loan, the 425 Eye Street Mortgage Loan, the Old Chicago Post Office Mortgage Loan and the ExchangeRight Net Leased Portfolio #53 Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan and special servicer of the Old Chicago Post Office Mortgage Loan prior to June 14, 2024 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the CX - 350 & 450 Water Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the 425 Eye Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Novo Nordisk HQ Mortgage Loan, the Nyberg Portfolio Mortgage Loan, the Sara Lee Portfolio Mortgage Loan and the Charcuterie Artisans SLB Mortgage Loan, Argentic Services Company LP as special servicer of the 425 Eye Street Mortgage Loan and special servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan on and after June 14, 2024 and K-Star Asset Management LLC as special servicer of the Old Chicago Post Office Mortgage Loan prior to June 14, 2024 and the ExchangeRight Net Leased Portfolio #53 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Certificate Administrator and Custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.85       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.82)

33.88       KeyBank National Association, as Primary Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 33.2)

33.89       K-Star Asset Management LLC, as Special Servicer of the Old Chicago Post Office Mortgage Loan prior to June 14, 2024 (Omitted. See Explanatory Notes.)

33.90      Argentic Services Company LP, as Special Servicer of the Old Chicago Post Office Mortgage Loan on and after June 14, 2024 (see Exhibit 33.78)

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

33.99       K-Star Asset Management LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

33.100     Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

33.101     Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.5)

33.102     Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.51)

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

34.85       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.82)

34.88       KeyBank National Association, as Primary Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 34.2)

34.89       K-Star Asset Management LLC, as Special Servicer of the Old Chicago Post Office Mortgage Loan prior to June 14, 2024 (Omitted. See Explanatory Notes.)

34.90      Argentic Services Company LP, as Special Servicer of the Old Chicago Post Office Mortgage Loan on and after June 14, 2024 (see Exhibit 34.78)

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

34.99       K-Star Asset Management LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

34.100     Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

34.101     Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.5)

34.102     Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.51)

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

35.31       Argentic Services Company LP, as Special Servicer of the 425 Eye Street Mortgage Loan

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       KeyBank National Association, as Primary Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 35.2)

35.35       K-Star Asset Management LLC, as Special Servicer of the Old Chicago Post Office Mortgage Loan prior to June 14, 2024 (Omitted. See Explanatory Notes.)

35.36      Argentic Services Company LP, as Special Servicer of the Old Chicago Post Office Mortgage Loan on and after June 14, 2024 (Omitted. See Explanatory Notes.)

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

35.40       K-Star Asset Management LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 13, 2025