Form 10-K
period 2025-12-31
Benchmark 2022-B32 Mortgage Trust
filed 2026-03-23
CIK 1900454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Argentic Services Company LP is the special servicer of the Old Chicago Post Office Mortgage Loan and the 425 Eye Street Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Argentic Services Company LP and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Argentic Services Company LP is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Argentic Services Company LP because Argentic Services Company LP is an unaffiliated servicer servicing less than 10% of pool assets.

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

Wells Fargo Bank, National Association is the primary servicer of the 425 Eye Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan prior to March 1, 2025 and the custodian of the CX - 350 & 450 Water Street Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Wells Fargo Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Wells Fargo Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Wells Fargo Bank, National Association because Wells Fargo Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Wells Fargo Bank, National Association as the primary servicer of the 425 Eye Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the CX - 350 & 450 Water Street Mortgage Loan, the 601 Lexington Avenue Mortgage Loan, the Novo Nordisk HQ Mortgage Loan, the Nyberg Portfolio Mortgage Loan, the Sara Lee Portfolio Mortgage Loan, the Charcuterie Artisans SLB Mortgage Loan, the 425 Eye Street Mortgage Loan, the Old Chicago Post Office Mortgage Loan and the ExchangeRight Net Leased Portfolio #53 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan and Trimont LLC as primary servicer of the 425 Eye Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the CX - 350 & 450 Water Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the 425 Eye Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the 425 Eye Street Mortgage Loan and the 601 Lexington Avenue Mortgage Loan on and after March 1, 2025, Rialto Capital Advisors, LLC as special servicer of the Novo Nordisk HQ Mortgage Loan, the Nyberg Portfolio Mortgage Loan, the Sara Lee Portfolio Mortgage Loan and the Charcuterie Artisans SLB Mortgage Loan, Argentic Services Company LP as special servicer of the 425 Eye Street Mortgage Loan and the ExchangeRight Net Leased Portfolio #53 Mortgage Loan and K-Star Asset Management LLC as special servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.73       Wilmington Trust, National Association, as Trustee of the Nyberg Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Citibank, N.A., as Custodian of the Nyberg Portfolio Mortgage Loan (see Exhibit 33.56)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Nyberg Portfolio Mortgage Loan (see Exhibit 33.6)

33.76       U.S. Bank National Association, as Servicing Function Participant of the Nyberg Portfolio Mortgage Loan (see Exhibit 33.58)

33.77       Wells Fargo Bank, National Association, as Primary Servicer of the 425 Eye Street Mortgage Loan prior to March 1, 2025

33.78       Trimont LLC, as Primary Servicer of the 425 Eye Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.79       Argentic Services Company LP, as Special Servicer of the 425 Eye Street Mortgage Loan

33.80       Wilmington Trust, National Association, as Trustee of the 425 Eye Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Computershare Trust Company, National Association, as Custodian of the 425 Eye Street Mortgage Loan (see Exhibit 33.5)

33.82       Pentalpha Surveillance LLC, as Operating Advisor of the 425 Eye Street Mortgage Loan (see Exhibit 33.6)

33.83       CoreLogic Solutions, LLC, as Servicing Function Participant of the 425 Eye Street Mortgage Loan

33.84       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan  prior to March 1, 2025 (see Exhibit 33.77)

33.85       Trimont LLC, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.86       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.48)

33.87       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.88       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.89       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.83)

33.90      KeyBank National Association, as Primary Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 33.2)

33.91      Argentic Services Company LP, as Special Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 33.79)

33.92       Wilmington Trust, National Association, as Trustee of the Old Chicago Post Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Computershare Trust Company, National Association, as Custodian of the Old Chicago Post Office Mortgage Loan (see Exhibit 33.5)

33.94       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 33.2)

33.95       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 33.2)

33.96       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

33.97       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 33.5)

33.98       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 33.6)

33.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.1)

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

34.73       Wilmington Trust, National Association, as Trustee of the Nyberg Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Citibank, N.A., as Custodian of the Nyberg Portfolio Mortgage Loan (see Exhibit 34.56)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Nyberg Portfolio Mortgage Loan (see Exhibit 34.6)

34.76       U.S. Bank National Association, as Servicing Function Participant of the Nyberg Portfolio Mortgage Loan (see Exhibit 34.58)

34.77       Wells Fargo Bank, National Association, as Primary Servicer of the 425 Eye Street Mortgage Loan prior to March 1, 2025

34.78       Trimont LLC, as Primary Servicer of the 425 Eye Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.79       Argentic Services Company LP, as Special Servicer of the 425 Eye Street Mortgage Loan

34.80       Wilmington Trust, National Association, as Trustee of the 425 Eye Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Computershare Trust Company, National Association, as Custodian of the 425 Eye Street Mortgage Loan (see Exhibit 34.5)

34.82       Pentalpha Surveillance LLC, as Operating Advisor of the 425 Eye Street Mortgage Loan (see Exhibit 34.6)

34.83       CoreLogic Solutions, LLC, as Servicing Function Participant of the 425 Eye Street Mortgage Loan

34.84       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan  prior to March 1, 2025 (see Exhibit 34.77)

34.85       Trimont LLC, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.86       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.48)

34.87       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.88       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.89       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.83)

34.90      KeyBank National Association, as Primary Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 34.2)

34.91      Argentic Services Company LP, as Special Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 34.79)

34.92       Wilmington Trust, National Association, as Trustee of the Old Chicago Post Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Computershare Trust Company, National Association, as Custodian of the Old Chicago Post Office Mortgage Loan (see Exhibit 34.5)

34.94       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 34.2)

34.95       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 34.2)

34.96       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

34.97       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 34.5)

34.98       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 34.6)

34.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.1)

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

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Nyberg Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the 425 Eye Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.31       Trimont LLC, as Primary Servicer of the 425 Eye Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.32       Argentic Services Company LP, as Special Servicer of the 425 Eye Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.34       Trimont LLC, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.35       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       KeyBank National Association, as Primary Servicer of the Old Chicago Post Office Mortgage Loan (see Exhibit 35.2)

35.37      Argentic Services Company LP, as Special Servicer of the Old Chicago Post Office Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 35.2)

35.39       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 35.2)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 35.1)

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

Date: March 23, 2026